Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1991-B LTD
filed 1996-11-13
CIK 885556

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________________ to _______________

                       Commission File number: 33-37983-04


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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           8

PART II.    OTHER INFORMATION                                                                                      10


SIGNATURES                                                                                                         11

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,       December 31,
                                                                                             1996                1995
                                                                                       ---------------      --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,202       $        1,167
              Nonoperating interests income receivable                                         13,400               59,913
                                                                                       --------------       --------------
                   Total Current Assets                                                        14,602               61,080
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,426,817            3,391,833
         Less-Accumulated amortization                                                     (2,321,299)          (2,186,062)
                                                                                       --------------       --------------
                                                                                            1,105,518            1,205,771
                                                                                       --------------       --------------
                                                                                       $    1,120,120       $    1,266,851
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property capital costs                                $        4,293       $      154,272
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,115,827            1,112,579
                                                                                       --------------       --------------
                                                                                       $    1,120,120       $    1,266,851
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                               --------------------------------  ---------------------------------
                                                     1996            1995             1996               1995
                                               --------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       103,582   $        47,917  $       292,415   $       208,309
   Interest income                                         14                16               35                37
                                              ---------------   ---------------  ---------------   ---------------
                                                      103,596            47,933          292,450           208,346
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        42,723            84,046          135,237           349,830
   General and administrative                          13,840            16,457           43,328            47,125
                                              ---------------   ---------------  ---------------   ---------------
                                                       56,563           100,503          178,565           396,955
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        47,033   $       (52,570) $       113,885   $      (188,609)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
               per unit                       $           .02   $          (.02) $           .04   $          (.06)
                                              ===============   ===============  ===============   ================


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                       1996                    1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      113,885          $      (188,609)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     135,237                  349,830
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                                    46,513                   10,731
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                     (538)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     295,635                  171,414
                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                               (37,308)                 (53,467)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                          2,324                       --
    Payable related to property capital costs                                         (149,979)                 (27,148)
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                    (184,963)                 (80,615)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (110,637)                 (90,762)
                                                                                --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        35                       37
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,167                    1,103
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,202          $         1,140
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
                Cash paid during the period for interest                        $        1,656          $         4,472
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

      Use of Estimates --

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

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1991-B, Ltd. (Operating Partnership), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership was formed September 30, 1991, and effective at such date expended all of the Interest Holders' capital contributions in the acquisition of producing properties held in inventory by the Managing General Partner.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 116 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $52,282 or 60 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 66 percent or $.97/MCF and in oil prices of 40 percent or $5.90/BBL had a significant impact on partnership performance. Also, current quarter gas production decreased 14 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      The Partnership recorded an additional provision in amortization in the third quarter of 1995 for $41,570 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 40 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $86,686 or 25 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 56 percent or $.84/MCF and in oil prices of 22 percent or $3.54/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production decreased 10 percent and 7 percent, respectively, when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated amortization expense decreased 19 percent or $30,798.

      The Partnership recorded an additional provision in amortization in the first nine months of 1995 for $183,795 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1991-B, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer