Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1991-B LTD
filed 1997-08-13
CIK 885556

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                               PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                            3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                 4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                 5

            Notes to Financial Statements                                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                         9

PART II.    OTHER INFORMATION                                                                   11


SIGNATURES                                                                                      12

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      341,186       $      429,657
              Nonoperating interests income receivable                                         28,144               16,136
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       369,330              445,793
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,035,647            3,032,163
         Less-Accumulated amortization                                                     (2,412,530)          (2,362,406)
                                                                                       ---------------     ----------------
                                                                                              623,117              669,757
                                                                                       ---------------     ----------------
                                                                                       $      992,447       $    1,115,550
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,747       $        5,548
                                                                                       ---------------     ----------------

                  Partners' Capital                                                           988,700            1,110,002
                                                                                       ---------------     ----------------
                                                                                       $      992,447       $    1,115,550
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        26,563   $        92,811  $        82,924   $       188,833
   Interest income                                      4,531                15            9,257                21
                                              ---------------   ---------------  ---------------   ---------------
                                                       31,094            92,826           92,181           188,854
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        20,391            45,318           50,124            92,514
   General and administrative                          11,627            14,989           26,629            29,488
                                              ---------------   ---------------  ---------------   ---------------
                                                       32,018            60,307           76,753           122,002
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $          (924)  $        32,519  $        15,428   $        66,852
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $           .01   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ---------------------------------------
                                                                                     1997                    1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       15,428          $        66,852
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      50,124                   92,514
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (12,008)                  35,924
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                               53,544                  195,290
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (3,484)                 (10,579)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                    2,325
    Increase (decrease) in payable related to excess costs                              (1,801)                (120,447)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                               (5,285)                (128,701)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (136,730)                 (66,568)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (88,471)                      21
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       429,657                    1,167
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      341,186          $         1,188
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $         1,577
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 71 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $80,811 or 57 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 60 percent in gas production and 44 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 21 percent or $.46/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 55 percent or $24,927.

                    SWIFT ENERGY PENSION PARTNERS 1991-B, LTD
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 56 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $135,096 or 46 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 50 percent in gas production and 37 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 11 percent or $.26/MCF further contributed to the revenue declines.

      Associated amortization expense declined 46 percent or $42,390.

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


                                           SWIFT ENERGY PENSION
                                           PARTNERS 1991-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer