Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1991-B LTD
filed 1997-11-12
CIK 885556

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                    PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                  3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996      4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                      5

      Notes to Financial Statements                                                   6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9

PART II.    OTHER INFORMATION                                                        11


SIGNATURES                                                                           12

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      303,010       $      429,657
              Nonoperating interests income receivable                                         28,678               16,136
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       331,688              445,793
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,040,183            3,032,163
         Less-Accumulated amortization                                                     (2,434,317)          (2,362,406)
                                                                                       ---------------     ----------------
                                                                                              605,866              669,757
                                                                                       ---------------     ----------------
                                                                                       $      937,554       $    1,115,550
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        2,860       $        5,548
                                                                                       ---------------     ----------------

                  Partners' Capital                                                           934,694            1,110,002
---------------   ----------------
                                                                                       $      937,554       $    1,115,550
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        35,793   $       103,582  $       118,718   $       292,415
   Interest income                                      4,133                14           13,389                35
                                              ---------------   ---------------  ---------------   ---------------
                                                       39,926           103,596          132,107           292,450
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        21,787            42,723           71,911           135,237
   General and administrative                           9,023            13,840           35,652            43,328
                                              ---------------   ---------------  ---------------   ---------------
                                                       30,810            56,563          107,563           178,565
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         9,116   $        47,033  $        24,544   $       113,885
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .01   $           .04
                                              ===============   ===============  ===============   ===============


                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       24,544          $       113,885
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      71,911                  135,237
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (12,542)                  46,513
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                      83,913                  295,635
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (8,020)                 (37,308)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                    2,324
    Increase (decrease) in payable related to excess costs                              (2,688)                (149,979)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (10,708)                (184,963)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (199,852)                (110,637)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (126,647)                      35
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       429,657                    1,167
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      303,010          $         1,202
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         1,656
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 65 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $72,524 or 52 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 57 percent in gas production and 25 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 21 percent or $4.29/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 49 percent or $20,936.

                   SWIFT ENERGY PENSION PARTNERS 1991-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 59 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $207,620 or 48 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 52 percent in gas production and 33 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 13 percent or $.30/MCF further contributed to the decreased revenues.

      Associated amortization expense declined 47 percent or $63,326.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1991-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer